Form 10-Q
period 2026-03-31
Bitwise Avalanche ETF
filed 2026-05-08
CIK 2086017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-43140

Bitwise Avalanche ETF

(Exact name of registrant as specified in its charter)

Delaware	39-7158711
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(415) 707-3663

(Address, including ZIP code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise Avalanche ETF Shares	BAVA	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 930,000 outstanding shares as of May 4, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of The Bitwise Avalanche ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the special considerations discussed in this Quarterly Report;
•
general economic, market and business conditions;
•
technology developments regarding the use of Avalanche and other digital assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;
•
changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and
•
any additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these risks discussed in the section entitled “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”) and, as such, may elect to comply with certain reduced reporting requirements. For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory auditor rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;
•
provide certain disclosure regarding executive compensation required of larger public companies; or
•
obtain shareholder approval of any golden parachute payments not previously approved.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

Bitwise AVALANCHE ETF

Table of Contents

Page

INDUSTRY AND MARKET DATA	i

PART I-FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited).	1
Statements of Assets and Liabilities on March 31, 2026 (unaudited) and December 31, 2025	1
Statements of Changes in Net Assets (unaudited) for the three months ended March 31, 2026 and the period from October 22, 2025 (Date of seeding) through December 31, 2025	2
Notes to Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	6
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	8
Item 4. Controls and Procedures.	8
PART II-OTHER INFORMATION	9
Item 1. Legal Proceedings.	9
Item 1A. Risk Factors.	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	9
Item 3. Defaults Upon Senior Securities.	9
Item 4. Mine Safety Disclosures.	9
Item 5. Other Information.	9
Item 6. Exhibits.	10

GLOSSARY OF DEFINED TERMS	12
SIGNATURES	14

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Avalanche industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading “Statement Regarding Forward-Looking Statements.”

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Avalanche ETF

Statements of Assets and Liabilities

	March 31, 2026*	December 31, 2025
	(unaudited)
Assets
Cash	$200	200
Total assets	200	200

Liabilities
Sponsor Fee payable	—	—
Total liabilities	—	—

Net Assets	$200	$200

Shares issued and outstanding, no par value, unlimited amount authorized	8	8
Net asset value per Share	$25.00	$25.00

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Statements of Changes in Net Assets

	For the three months ended March 31, 2026	For the period October 22, 2025 (Date of seeding) through December 31, 2025
	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$—	$—
Net realized gain (loss) on investment in Avalanche transferred to pay Sponsor Fee	—	—
Net change in unrealized appreciation (depreciation)	—	—
Net increase (decrease) in net assets resulting from operations	—	—

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	—	200
Redemptions for Shares redeemed	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	200
Total increase (decrease) in net assets from operations and capital share transactions	—	200
Net assets
Beginning of period	200	—
End of period	$200	$200

Shares issued and redeemed
Shares issued	—	8
Shares redeemed	—	—
Net increase (decrease) in Shares issued and outstanding	—	8
Shares outstanding at end of period	8	8

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Notes To Financial Statements

March 31, 2026 (Unaudited)

1. Organization

Bitwise Avalanche ETF (the “Trust”) is an investment trust organized on September 4, 2025 under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s primary investment objective is to seek to provide exposure to the value of Avalanche held by the Trust, less the expenses of the Trust’s operations, generally just the Sponsor Fee. The Trust’s secondary investment objective is to seek to derive additional Avalanche through staking. In seeking to achieve its primary investment objective, the Trust’s sole asset is expected to be Avalanche. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BAVA,” providing investors with an efficient means to obtain market exposure to the price of Avalanche.

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified management fee.

Delaware Trust Company acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

As of March 31, 2026, the Trust has had no operations other than those actions relating to organizational and registration matters, including the sale and issuance of the Trust’s Shares to Bitwise Asset Management, Inc., the parent company of the Sponsor, the sole shareholder of eight (8) Shares of the Trust. Proceeds from the issuance of these Shares were held in cash as presented on the Trust’s statement of assets and liabilities.

In the ordinary course of operation, the Trust will purchase and sell Avalanche directly and it will create or redeem its Shares either in-kind or in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value per Share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, either an amount of Avalanche or cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver either an amount of Avalanche or cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the net asset value of the Shares.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statement.

Basis of Presentation

The financial statement has been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

Use of Estimates

The preparation of the financial statement in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this financial statement. Actual results could differ from those estimates.

Cash

Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Income Taxes

The Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders, and the Bank of New York Mellon (the “Administrator”), will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis. As of March 31, 2026, no amounts had “flowed through” to the shareholder.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3. Related Party Transactions and Agreements

For the period ended March 31, 2026, as the Trust has had no operations other than those actions relating to organizational and registration matters, including the sale and issuance of the Trust’s Shares to BAM, the Sponsor has not yet begun to charge the Trust an annual management fee. The Trust began paying a Sponsor Fee of 0.34% per annum of the Trust's Avalanche holdings on April 15, 2026. For the one-month period starting on April 15, 2026, the day the Shares were initially listed on the Exchange, the Sponsor agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets through May 14, 2026. In exchange for the management fee, the Sponsor has agreed to assume and pay all ordinary expenses of the Trust, including the Trustee’s fee and out-of-pocket expenses, the fees of the Trust’s regular service providers, exchange listing fees, SEC registration fees, SEC filing costs, audit fees and ordinary legal expenses. The Sponsor’s management fee accrues daily and is payable by delivery of Avalanche monthly in arrears on or about the last day of each month. The delivery is of that number of Avalanche which equals the daily accrual of the Sponsor Fee for such prior month.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor Fee at its discretion for a stated period of time.

As of the date of this Financial Statement, there were no amounts payable to related parties.

4. Beneficial Ownership

As of the date of this financial statement Bitwise Asset Management, Inc., the parent company of the Sponsor, owned 100% of the outstanding Shares of the Trust.

5. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust Agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statement. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

6. Indemnifications

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

7. Subsequent Events

On April 10, 2026, the Trust's registration statement became effective in accordance with the provisions of Section 8(a) of the Securities Act of 1933, and the Shares of the Trust were listed on the Exchange on April 15, 2026.

On April 14, 2026, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On April 15, 2026, BIM sold all of its 100,000 Shares of the Trust for cash.

Following the commencement of operations on April 14, 2026, on April 15, 2026, the Trust began paying a Sponsor Fee of 0.34% per annum of the Trust's Avalanche holdings. For the one-month period starting on April 15, 2026, the day the Shares were initially listed on the Exchange, the Sponsor agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets through May 14, 2026.

Other than the items noted above there were no subsequent events requiring adjustment or additional disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s unaudited financial statement and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust’s actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Quarterly Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Quarterly Report.

Trust Overview

The Trust is an exchange-traded product that issues common shares of beneficial interest (“Shares”) that are listed on NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BAVA.” The Trust’s primary investment objective is to seek to provide exposure to the value of Avalanche held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust’s secondary investment objective is to seek to derive additional Avalanche through staking. In seeking to achieve its primary investment objective, the Trust will hold Avalanche and establish its net asset value (“NAV”) by reference to the CME CF Avalanche–Dollar Reference Rate - New York Variant (the “Pricing Benchmark”). The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

The net assets of the Trust and its Shares are valued on a daily basis with reference to the Pricing Benchmark, a standardized reference rate published by CF Benchmarks Ltd. (the “Benchmark Provider”) that is designed to reflect the performance of Avalanche in U.S. dollars. The Pricing Benchmark is calculated by the Benchmark Provider based on an aggregation of executed trade flow of major Avalanche trading platforms (“Constituent Platforms”). The Pricing Benchmark is calculated as of 4:00 p.m. Eastern time (“ET”).

Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Avalanche Custodian”) serves as the custodian for the Trust’s Avalanche holdings and is responsible for the secure safekeeping of the Trust’s Avalanche pursuant to a custody agreement (the “Avalanche Custody Agreement”). Coinbase Custody was appointed by the Sponsor and is tasked with establishing and maintaining segregated accounts to hold the Trust’s Avalanche (the “Trust Avalanche Accounts”). The Avalanche Custodian is chartered as a New York State limited liability trust company that provides custody services for digital assets. The Avalanche Custodian is not insured by the Federal Deposit Insurance Corporation (the “FDIC”) but carries insurance provided by private insurance carriers.

One or more of the Trust Avalanche Accounts, designated as the “Trust Staking Account(s),” permits the Avalanche held therein to be staked pursuant to the Trust’s secondary investment objective. In consideration for permitting its Avalanche to be held in the Trust Staking Account(s), the Trust will receive a portion of the additional Avalanche earned through the staking. The Sponsor will select one or more trusted staking agents (the “Staking Agents”). Such Staking Agents operate the validators to which the Trust’s Avalanche has been delegated for staking.

Avalanche is a digital asset. Like all digital assets, buying, holding and selling Avalanche is very different from buying, holding and selling more conventional investments like stocks and bonds. Stocks represent ownership in a company, entitling shareholders to a portion of the company’s profits. Bonds are debt instruments issued by corporations or governments, where the bondholder is a creditor to the issuer that is generally entitled to a stream of income payments. Ownership of stocks and bonds is typically recorded through a centralized system managed by brokers, custodians or clearinghouses. Ownership of Avalanche does not entitle its holders to any portion of a company’s profits or any stream of income payments. Avalanche is a decentralized digital asset and ownership of it is reflected on a decentralized ledger.

The Trust provides investors with the opportunity to access the market for Avalanche through a traditional brokerage account without the potential barriers to entry or risks involved with acquiring and holding Avalanche directly. The Trust will not use derivatives that could subject the Trust to additional counterparty and credit risks. The Sponsor believes that the design of the Trust will enable certain investors to more effectively and efficiently implement strategic and tactical asset allocation strategies that use Avalanche by investing in the Shares rather than purchasing, holding and trading Avalanche directly.

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.34% per annum of the Trust’s Avalanche holdings. For a 1-month period commencing on the day the Shares are initially listed on the Exchange, the Sponsor has agreed to waive the entire Sponsor Fee on the first $500 million of Trust assets. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Avalanche Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Avalanche Network, any Incidental Rights (as defined below) and any IR Asset (as defined below)), any indemnification of the Cash Custodian, Avalanche Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s Avalanche as necessary to pay such expenses. The cash proceeds of the sale will be sent to the Sponsor, which will use such proceeds to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and Avalanche. The Trust will not borrow to meet liquidity needs.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's Avalanche holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of Avalanche will vary in the normal course of business operations.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for Avalanche on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for Avalanche, which will be either the market the Trust normally transacts in for Avalanche or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services - Investment Companies. The Trust uses fair value as its method of accounting for Avalanche in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, the Trust is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial and accounting officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
On October 22, 2025, the Trust sold eight (8) Shares at a per-Share price of $25 to Bitwise Asset Management, Inc., an affiliate of the Sponsor, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
b)
Not applicable.
c)
None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended March 31, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1	Trust Agreement incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-290257) filed by the Registrant on September 15, 2025.
3.2

First Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26 , 2025.

3.3	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-290257) filed by the Registrant on September 15, 2025.
10.1	Sponsor Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.
10.2

Form of Authorized Participant Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-290257333-290257) filed by the Registrant on November 26, 2025.

10.3	Marketing Agent Agreement with amendment incorporating the Trust.
10.4

Prime Execution Agreement (with Avalanche Custody Agreement and Trade Financing Agreement included as exhibits thereto) incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.

10.5	Amendment to the Prime Execution Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.
10.6	Avalanche Staking Custody Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.
10.7

Amendment to Avalanche Staking Custody Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.

10.8	Cash Custody Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.
10.9	Fund Administration and Accounting Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.
10.10	Transfer Agency and Service Agreement incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.
10.11

Form of Master Purchase and Sale Agreement for Digital Assets incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on April 7, 2026.

10.12	Staking Services Agreement incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.
10.13	Pricing Benchmark License Agreement incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.
10.14

Amendment to Pricing Benchmark License Agreement incorporated by reference to Exhibit 10.14 of the Registration Statement on Form S-1/A (File No. 333-290257) filed by the Registrant on November 26, 2025.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Avalanche ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the financial statement and related notes.

1933 Act: The Securities Act of 1933, as amended.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

Avalanche: The native digital asset of the Avalanche network, also referred to as AVAX.

Avalanche Network: The software protocol and peer-to-peer network used for the creation, transfer and possession of Avalanche, as recorded on the Avalanche blockchain.

Avalanche Custodian: Coinbase Custody Trust Company, LLC, a New York State limited liability trust company.

Avalanche Custody Agreement: The custody agreement between the Avalanche Custodian and the Trust pursuant to which the Trust Avalanche Account is established.

Avalanche Staking Custody Agreement: The Exchange-Traded Product Staking Addendum to the Avalanche Custody Agreement, pursuant to which the Trust stakes Avalanche held in the Trust Avalanche Accounts.

Avalanche Trading Counterparties: Cumberland DRW LLC, FalconX (d/b/a Solios, Inc.), Nonco LLC, Virtu Financial Singapore Pte. Ltd., Flowdesk and Wintermute Trading Ltd.

BAM: Bitwise Asset Management, Inc., the parent company of the Sponsor.

Basket: A block of 10,000 Shares used by the Trust to issue or redeem Shares.

Benchmark Provider: CF Benchmarks Ltd.

BNY Mellon: The Bank of New York Mellon, a national association bank in New York.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

Cash Custodian: BNY Mellon, as custodian of the Trust’s cash and cash equivalents pursuant to the Cash Custody Agreement.

Cash Custody Agreement: The agreement between BNY Mellon and the Trust under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents.

CME: The Chicago Mercantile Exchange.

Constituent Platform: The major Avalanche trading platforms that serve as the pricing sources for the calculation of the CME CF Avalanche–Dollar Reference Rate - New York Variant and CME CF Avalanche Real Time Index.

Cryptocurrency: A token such as Avalanche that is the native asset of a crypto asset network.

Crypto asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public and private key cryptography or similar cryptographic credentials.

Digital asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public and private key cryptography or similar cryptographic credentials.

ET: Eastern Time.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury with the mandate to regulate financial institutions such as money services businesses in the U.S.

Forked Asset: The crypto asset resulting from a “hard fork” that is not Avalanche, as determined by the Sponsor in its discretion as set forth in the Trust Agreement. The holder of Avalanche at the time of a Network Fork may use its Avalanche network private key to access the Forked Asset on the new network, typically through the use of the modified version of the Avalanche network software that created the Network Fork (or the legacy version of the Avalanche network software if the new version is determined to be Avalanche).

GAAP: The generally accepted accounting principles of the United States.

Incidental Right: A right to receive a benefit of a fork or airdrop.

Investment Company Act: Investment Company Act of 1940.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRS: U.S. Internal Revenue Service.

ITV: Indicative Trust Value.

JOBS Act: The Jumpstart Our Business Startups Act.

Marketing Agent: Foreside Fund Services, LLC.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s Avalanche using the Pricing Benchmark, less the Trust’s accrued but unpaid expenses.

Prime Execution Agent: Coinbase Inc., an affiliate of the Avalanche Custodian.

Prime Execution Agreement: The agreement with the Prime Execution Agent, including the Avalanche Custody Agreement and Trade Financing Agreement, pursuant to which the Trust may execute Avalanche trades through the Prime Execution Agent.

Pricing Benchmark: CME CF Avalanche–Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of Avalanche as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms to reflect the performance of Avalanche in U.S. dollars.

Redemption Order: An order to redeem one or more Baskets.

SEC: The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

Seed Shares: The eight (8) Shares used to seed the Trust.

Seed Capital Investor: Bitwise Asset Management, Inc.

Shares: Common shares representing units of undivided beneficial ownership of the Trust.

Shareholders: Holders of Shares.

Sponsor: Bitwise Investment Advisers, LLC, a Delaware limited liability company, which controls the investments and other decisions of the Trust.

Sponsor Agreement: The agreement between the Sponsor and the Trust.

Sponsor Fee: The unitary management fee of 0.34% per annum of the Trust’s Avalanche holdings that the Trust agreed to pay to the Sponsor.

Staking Agent: The entity operating validators for the Trust’s staking activities. As of March 26, 2026, the Staking Agent is anticipated to be Attestant, Ltd., an affiliate of the Sponsor.

Staking Expenses: Fees shared among the Staking Agent(s) and the Sponsor, collectively equal to 12% of the additional Avalanche generated by the staking of the Trust’s Avalanche.

Trade Credit: The Trust may borrow Avalanche or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

Trade Credit Lender: Coinbase Credit, Inc.

Trade Financing Agreement: The Coinbase Credit Committed Trade Financing Agreement.

Transfer Agent: The Bank of New York Mellon.

Trust: The Bitwise Avalanche ETF.

Trust Agreement: The First Amended and Restated Declaration of Trust and Trust Agreement of Bitwise Avalanche ETF, dated as of November 25, 2025, entered into by the Sponsor and the Trustee.

Trust Avalanche Account: The custody account in the name of the Trust held with the Avalanche Custodian, in which Trust Avalanche Account the Trust’s Avalanche assets are held.

Trustee: Delaware Trust Company, a Delaware trust company.

U.S.: The United States of America.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise Avalanche ETF

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: May 8, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.