Form 10-Q
period 2026-06-30
Bitwise Avalanche ETF
filed 2026-08-12
CIK 2086017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

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

The registrant had 940,000 outstanding shares as of August 9, 2026.

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

Bitwise AVALANCHE ETF

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Avalanche ETF

Statements of Assets and Liabilities

	June 30, 2026		December 31, 2025*
	(unaudited)
Assets
Investment in Avalanche, at fair value (cost $23,975,004 and $- as of June 30, 2026 and December 31, 2025, respectively)	$16,678,391	[2]	$—
Cash	—		200
Receivable for Staking Rewards	1,635		—
Total assets	16,680,026		200

Liabilities
Payable for Avalanche purchased	1,635		—
Accrued Staking Fee	196		—
Sponsor Fee payable	4,575		—
Total liabilities	6,406		—

Net Assets	$16,673,620		$200

Shares issued and outstanding, no par value (unlimited amount authorized)	940,000		8	[1]
Principal Market NAV per Share	$17.74		$25.00	[1]

* As of December 31, 2025, the Trust held initial seed capital amounting to $200 in cash.

1 Prior to commencement of operations on April 14, 2026, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, redeemed the initial seed capital of 8 shares for $200.

2 Amount includes $11,658,218 staked Avalanche as of June 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Schedule of Investment

June 30, 2026* (unaudited)

	Quantity				Percentage of
(unaudited)	of Avalanche	Cost	Fair Value		Net Assets
Investment in Avalanche^	2,538,567.9222	$23,975,004	$16,678,391	[1]	100.03%
Total investment		$23,975,004	16,678,391		100.03%
Liabilities in excess of other assets			(4,771)		(0.03)%
Net Assets			$16,673,620		100.00%

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

1 Amount includes $11,658,218 staked Avalanche as of June 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Statement of Operations

For the period April 14, 2026 (commencement of operations) through June 30, 2026*
(unaudited)
Investment income
Staking Rewards	$147,423
Expenses
Sponsor Fee	14,246
Staking Fee	17,691
Total expenses	31,937
Less: waivers and reimbursements	(13,039)
Net expenses	18,898
Net investment income	128,525

Net realized and unrealized gain (loss)
Net realized gain (loss) from investment in Avalanche sold to pay Sponsor Fee	(83)
Net realized gain (loss) on Avalanche transferred for staking activities	179
Net realized gain (loss) from investment in Avalanche sold for redemptions	(1,026)
Net change in unrealized appreciation (depreciation) from investment in Avalanche	(7,296,613)
Net realized and unrealized gain (loss)	(7,297,543)
Net increase (decrease) in net assets resulting from operations	$(7,169,018)

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Statement of Changes in Net Assets

	For the period April 14, 2026 (commencement of operations) through June 30, 2026*	For the period October 22, 2025 (Date of seeding) through December 31, 2025
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$128,525	$—
Net realized gain (loss)	(930)	—
Net change in unrealized appreciation (depreciation)	(7,296,613)	—
Net increase (decrease) in net assets resulting from operations	(7,169,018)	—

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	25,947,422	200
Redemptions for Shares redeemed	(2,104,984)	—
Net increase (decrease) in net assets resulting from capital share transactions	23,842,438	200
Total increase (decrease) in net assets from operations and capital share transactions	16,673,420	200
Net assets
Beginning of period	200	—	[1]
End of period	$16,673,620	$200

Shares issued and redeemed
Shares issued	1,020,000	8
Shares redeemed	(80,008)	—
Net increase (decrease) in Shares issued and outstanding	939,992	8

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

1 Prior to the commencement of operations on April 14, 2026, on October 22, 2025, BAM, the parent company of the Sponsor, purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). On April 14, 2026, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Statement of Cash Flows

For the period April 14, 2026 (commencement of operations) through June 30, 2026*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,169,018)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Avalanche	(2,683,970)
Avalanche received for Staking Rewards	(136,941)
Proceeds from Avalanche sold	2,103,758
Transfer of Avalanche to pay for Sponsor Fee	3,645
Net realized (gain) loss from investment in Avalanche transferred to pay Sponsor Fee	83
Net realized gain (loss) on Avalanche transferred for staking activities	(179)
Net realized (gain) loss from investment in Avalanche sold for redemptions	1,026
Net change in unrealized (appreciation) depreciation from investment in Avalanche	7,296,613
Changes in operating assets and liabilities:
(Increase) decrease in receivable for Staking Rewards	(1,635)
Increase (decrease) in Sponsor Fee payable	4,575
Increase (decrease) in Staking Fee payable	196
Net cash provided by (used in) operating activities	(581,847)

Cash flow from financing activities
Creations for Shares issued	2,686,631
Redemptions for Shares redeemed	(2,104,984)
Net cash provided by (used in) financing activities	581,647

Net increase (decrease) in cash	(200)
Cash, beginning of period [1]	200
Cash, end of period	$—

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

1 On October 22, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares").

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Notes To Financial Statements

June 30, 2026 (Unaudited)

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

The statement of assets and liabilities and schedule of investment as of June 30, 2026, and the statements of operations, cash flows, and changes in net assets for the period from April 14, 2026 (commencement of operations) through June 30, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period from April 14, 2026 (commencement of operations) through June 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to the commencement of operations on April 14, 2026, on October 22, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares"). On April 14, 2026, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00. On April 15, 2026, BIM sold all of its 100,000 Shares of the Trust for cash.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this financial statement. Actual results could differ from those estimates.

Cash

Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in Avalanche. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in Avalanche.

Staked Avalanche and Staking Rewards

Avalanche held by the Trust is bonded through Attestant, Ltd., an affiliate of the Sponsor (the "Staking Agent"), to the Avalanche network ("staked") for purposes of validating a node or multiple nodes on the network. Avalanche staked to the Avalanche network receives network inflation and Maximum Extractable Value (“MEV”) rewards in the form of Avalanche ("Staking Rewards"). Staking Rewards are variable and will accrue to the benefit of the Trust, net of delegator fees. Avalanche Staking Rewards are measured at fair value on the date they are accrued. Under current Avalanche network protocols, Avalanche staked on the Avalanche Network is staked for a defined staking period (between two weeks and one year, depending on the staking period selected). While staked, Avalanche cannot be immediately withdrawn.

Under normal circumstances, the Sponsor anticipates that it will engage in staking with respect to all of the Trust’s Avalanche, except for Avalanche held in the “Liquidity Reserve,” which is the portion of the Trust’s Avalanche holdings that are unstaked and are freely transferable and available to meet redemptions. Because the Trust anticipates staking a substantial portion of its Avalanche holdings, the Trust has adopted liquidity risk policies and procedures to monitor and manage the Liquidity Reserve. These policies and procedures are reasonably designed to ensure that the Trust is able to satisfy redemptions without incurring the risk of significant dilution of the remaining Shareholders’ interest in the Trust.

The Sponsor employs a laddered staking approach with regard to the defined staking period it selects when managing the Trust’s staked Avalanche. Under this approach, the Sponsor staggers staking positions across multiple staking periods with differing maturity dates, rather than staking all the Trust’s Avalanche for a single, uniform duration. By maintaining multiple staking positions with rolling expiration dates, the Sponsor ensures that a portion of the Trust’s Avalanche holdings is periodically becoming unstaked and available to meet redemption requests, as needed. The Sponsor makes all of its Avalanche available for staking, while continuing to manage liquidity risk. When determining staking durations, the Sponsor considers the same information as when determining the Liquidity Reserve, and any other information it deems relevant in its sole discretion to protect and preserve the Trust’s Avalanche and meet anticipated liquidity needs. As of June 30, 2026, the Sponsor is staking the Trust's Avalanche, on average, in two week durations.

Staking Rewards are earned by the Trust in Avalanche, which is a non-cash consideration, as the validator with whom the Trust has staked its Avalanche validates transactions on the Avalanche network. The Trust has concluded that the validator is the principal to the validation activities giving rise to the Staking Rewards and, therefore, the Trust recognizes only the net amount (i.e., net of the Staking Rewards retained by the validator) of Avalanche to which it is entitled for staking its Avalanche with the validator.

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Avalanche in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Avalanche is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Avalanche in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (“Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Avalanche traded on each Digital Asset Market. For the period from April 14, 2026 (commencement of operations) through June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Avalanche to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for Avalanche, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $6.57.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The cost basis of the Avalanche received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Avalanche at 4:00 p.m. ET on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Various inputs are used to determine the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety.

The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust's assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2026*:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Avalanche, at fair value	$16,678,391	$—	$—	$16,678,391

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

Calculation of Net Asset Value (NAV) and NAV Per-Share

On each business day, as soon as practicable after 4:00 p.m. EST, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the Avalanche and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3. Fair Value of Avalanche

As of June 30, 2026*, the Trust held a net closing balance of 2,538,567.9222 Avalanche with a total market value of $16,635,489 based on the CME CF Avalanche - Dollar Reference Rate - New York Variant (“AVAXUSD_NY”) price of $6.55 used to determine the Trust's NAV. The total market value of the Trust's Avalanche held was $16,678,391 based on the price of Avalanche (Lukka Prime Rate) in the principal market (Coinbase) of $6.57, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of Avalanche and the respective fair value for the period from April 14, 2026 (commencement of operations) through June 30, 2026*:

	Quantity of Avalanche	Fair Value
Beginning balance as of April 14, 2026 (commencement of operations)	0.0000	$0
Purchases	295,243.5992	2,685,605
In-Kind Creations	2,441,999.5216	23,260,791
Avalanche received from Staking Rewards[1]	16,371.7148	136,941
Transfer of Avalanche to pay for Sponsor Fee	(413.1859)	(3,645)
Sales for the redemption of Shares	(214,633.7275)	(2,103,758)
Net realized gain (loss) from investment in Avalanche transferred to pay Sponsor Fee	—	(83)
Net realized gain (loss) from Avalanche transferred for staking activities	—	179
Net realized gain (loss) from investment in Avalanche sold for redemptions	—	(1,026)
Net change in unrealized appreciation (depreciation) from investment in Avalanche	—	(7,296,613)
Ending balance as of June 30, 2026	2,538,567.9222	$16,678,391

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

1 Fair value of Avalanche received from Staking Rewards is calculated using the 4:00 p.m. ET fair value of Avalanche on the day the Staking Rewards are initially accrued.

Additions during the quarter primarily represent Avalanche purchased due to creations into the Trust and In-Kind Creations. Additions also included Avalanche received as reward for staking activities. Dispositions during the quarter represent Avalanche sold as a result of shareholder redemptions from the Trust. In addition, Avalanche were transferred to pay the Sponsor Fee of the Trust. For the period from April 14, 2026 (commencement of operations) through June 30, 2026, the Trust recognized net realized losses of $930, which represents the net of cumulative realized gains of $308 and cumulative realized losses of $1,238.

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.34% per annum of the Trust’s Avalanche holdings. For the one-month period commencing on April 15, 2026, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through May 14, 2026.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee began accruing daily, and will be payable in Avalanche monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.34% annualized rate to the Trust’s total Avalanche holdings, and the amount of Avalanche payable in respect of each daily accrual shall be determined by reference to the CME CF Avalanche–Dollar Reference Rate – New York Variant price. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of Avalanche will be transferred from the Trust Avalanche Account to the Sponsor Avalanche Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the CME CF Avalanche–Dollar Reference Rate – New York Variant price on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transferring of Avalanche to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Avalanche Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Avalanche network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Avalanche blockchain, any Incidental

Rights and any IR Asset, any indemnification of the Cash Custodian, Avalanche Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

See Note 1 for further discussion on related party capital transactions. As of June 30, 2026, the Sponsor owned no Shares of the Trust.

5. Creation and Redemption of Shares

The Trust may either create and redeem Shares in-kind for Avalanche (“In-Kind Creations” and “In-Kind Redemptions,” respectively) or for cash (“Cash Creations” and “Cash Redemptions,” respectively). When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of Avalanche attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the “Basket Amount”). For an order to purchase (create) a Basket, the purchase shall be in the amount of Avalanche represented by the Basket Amount (in the case of an In-Kind Creation) or the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator (in the case of a Cash Creation). For an order to redeem a Basket, the Sponsor shall either arrange for the Basket Amount of Avalanche to be distributed in-kind (in the case of an In-Kind Redemption) or sold and the cash proceeds (minus a per-order transaction fee) distributed (in the case of a Cash Redemption).

The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). In the case of In-Kind Creations and In-Kind Redemptions, an Authorized Participant or an Authorized Participant’s designee (“Authorized Participant Designee”) deposits Avalanche directly with the Trust or receives Avalanche directly from the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into the Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

Receivable for In-Kind Creations or payable for In-Kind Redemptions, as may be disclosed on the Statement of Assets and Liabilities, represents the value of Avalanche covered by contractually binding orders for the creation, or redemption of Shares where the Avalanche has not yet been transferred to or out of the Trust's account.

6. Risks and Uncertainties

Substantially all the Trust’s assets are holdings of Avalanche, which creates a concentration risk associated with fluctuations in the price of Avalanche. Accordingly, a decline in the price of Avalanche will have an adverse effect on the value of the Shares of the Trust. The trading prices of Avalanche have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of Avalanche, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of Avalanche and the Shares may include an increase in the global Avalanche supply or a decrease in global Avalanche demand; market conditions of, and overall sentiment towards, the crypto assets and blockchain technology industry; trading activity on crypto asset exchanges, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of Avalanche as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Avalanche network, and their ability to meet user demands; manipulative trading activity on crypto asset exchanges, which, in many cases, are largely unregulated; and forks in the Avalanche network, among other things.

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for Avalanche for which qualified custody is available (the “Avalanche Custodian”). The Avalanche Custodian is subject to change in the sole discretion of the Sponsor. Temporary differences in the quantity of Avalanche held by the Avalanche Custodian from the amounts reflected in the financial statements may occur. These differences are due to pending settlement of Avalanche trades with the Avalanche Custodian, which generally occurs within two business days of the trade date.

Payable for Avalanche purchased represents the quantity of Avalanche purchased for the creation of Shares where the Avalanche has not yet settled.

	June 30, 2026	December 31, 2025
	(unaudited)
Payable for Avalanche purchased	$1,635	$—

Receivable for Avalanche sold represents the quantity of Avalanche sold for the redemption of Shares where the Avalanche has not yet been settled.

	June 30, 2026	December 31, 2025
(unaudited)
Receivable for Avalanche sold	$—	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

For the period April 14, 2026 (commencement of operations) through June 30, 2026
(unaudited)
Principal Market NAV per-share, beginning of period	$25.00
Net investment loss [1]	0.14
Net realized and change in unrealized appreciation (depreciation) on investment in Avalanche	(7.40) [2]
Net change in net assets from operations	(7.26)
Principal Market NAV per-share, end of period	$17.74

Total return, at net asset value [3]	(29.04)%

Ratios to average net assets
Gross expenses	0.76%[4,5,6]
Net expenses	0.45%[4,5,6]
Net investment income (loss)	3.07%[4,5]

* No comparative financial statements have been provided as the Trust commenced operations on April 14, 2026.

1.
Calculated using average Shares outstanding.

2.
Because of the timing of subscriptions and redemptions in relation to fluctuating market values, the amount shown may not agree with the change in aggregate gains and losses.

3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of Share transactions from the Trust. Total return is not annualized.

4.
Annualized.

5.
For the one-month period starting on April 15, 2026, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through May 14, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $500 million of Trust assets through May 14, 2026.

6.
Gross and net expenses ratios include staking fees of 0.43% for the period ended June 30, 2026. Without the staking fees, the gross and net expense ratios would have been (0.34)% and (0.03)%, respectively.

8. Segment Reporting

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

9. Indemnifications

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

10. Subsequent Events

The Trust has evaluated subsequent events through August 12, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the period from April 14, 2026 (commencement of operations) through June 30, 2026*

For the period April 14, 2026 (commencement of operations) through June 30, 2026*
(unaudited)
Net investment loss	$128,525
Net realized and unrealized gain (loss)	$(930)
Net increase (decrease) in net assets resulting from operations	$(7,296,613)
Net Assets[1]	$16,673,620

1 Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Avalanche that the Trust considered its principal market, as of 4:00 p.m. ET on the valuation date.

During the period from April 14, 2026 (commencement of operations) through June 30, 2026, the Trust's net assets increased from $200 on April 14, 2026 (commencement of operations) to $16,673,620 on June 30, 2026. The increase in the Trust's net assets resulted primarily from additions of approximately 2,737,243 Avalanche with a value of $25,946,396 in connection with Share creations, and approximately 16,372 Avalanche received from staking rewards, with a value of $136,941 during the period. Additions were partially offset by dispositions of approximately (413) Avalanche to pay Sponsor Fee, and approximately (214,634) Avalanche for the redemption of Shares, with a value of $(2,107,403) during the period.

Net investment income for the period April 14, 2026 (commencement of operations) through June 30, 2026 was $128,525, which included income from Staking Rewards of $147,423 and net expenses of $18,898. Total expenses for the period ended June 30, 2026 were $31,937, which included $14,246 in Sponsor Fee and $17,691 in Staking Fees. For the one-month period starting on April 15, 2026, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through May 14, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets through May 14, 2026. For the period from April 15, 2026 through May 14, 2026, the Trust waived $5,830 in Sponsor Fee and was reimbursed $7,209 in Staking Fees.

Net realized and change in unrealized loss on investment in Avalanche for the period April 14, 2026 (commencement of operations) through June 30, 2026 was $(7,297,543), which included a realized loss of $(83) on the transfer of Avalanche to pay the Sponsor Fee, a realized loss of $(1,026) on the sale of Avalanche to meet redemptions, a realized gain of $179 on the transfer of Avalanche for staking activities, and a change in unrealized depreciation on investment in Avalanche of $(7,296,613). Net realized and change in unrealized loss on investment in Avalanche for the period resulted primarily from Avalanche price depreciation from $9.32 on April 14, 2026 (commencement of operations) to $6.57 on June 30, 2026. Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(7,169,018), which consisted of the net realized and unrealized loss on investment in Avalanche and net investment income of $128,525.

* No comparative period presented as the Trust commenced operations April 14, 2026.

Net Assets

As of June 30, 2026*, the Trust held a net closing balance of 2,538,567.9222 Avalanche with a total market value of $16,635,489 based on the CME CF Avalanche-Dollar Reference Rate - New York Variant (“AVAXUSD_NY”) price of $6.55 used to determine the Trust's NAV. The total market value of the Trust's Avalanche held was $16,678,391 based on the price of Avalanche (Lukka Prime Rate) in the principal market (Coinbase) of $6.57, used to determine the Trust's Principal Market NAV.

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

On April 14, 2026 (commencement of operations), the Trust began staking its Avalanche pursuant to staking arrangements with the Staking Agent and earns Staking Rewards in the form of additional Avalanche. The amount of Staking Rewards received by the Trust is influenced by factors including Avalanche Network conditions, protocol-level reward rates, the amount of Avalanche held by the Trust and the portion of the Trust’s Avalanche that is staked, and the Trust does not expect Staking Rewards to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked Avalanche may be inaccessible for a period of time required to un-stake and withdraw Avalanche under Avalanche Network protocols and the Trust’s dependence on its Staking Agent for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Rewards is allocated among the Staking Agent and the Sponsor (the Sponsor’s “Staking Fee”), with the remainder retained by the Trust. Staking Rewards retained by the Trust increases the Trust’s Avalanche holdings, while distributions or sales of Avalanche reduce the Trust’s Avalanche holdings. The Trust may distribute Staking Rewards (in Avalanche or cash from the sale of Avalanche) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

Under normal circumstances, the Sponsor anticipates that it will engage in staking with respect to all of the Trust’s Avalanche, except for Avalanche held in the Liquidity Reserve and pursuant to other short-term and temporary exigencies. On the Avalanche Network, the staking period is fixed in advance and ranges from a minimum of two weeks to a maximum of one year and cannot be unstaked prior to the conclusion of the chosen staking period.

Accordingly, the Trust intends to maintain a Liquidity Reserve composed of an amount of unstaked Avalanche that is freely transferable that will be used to satisfy Redemption Orders. However, there may be circumstances pursuant to which an insufficient amount of Avalanche comprising the Liquidity Reserve, impairing the Trust’s ability to satisfy Redemption Order(s) that it receives on a given day. This means that the Trust will not be able to make redemption distributions on the business day following a properly submitted and accepted Redemption Order, without taking additional action. This risk is especially heightened during periods of heightened market volatility. A circumstance where the Trust was unable to satisfy Redemption Orders could have significant negative consequences for the Trust. Disruptions to the Trust’s creation and redemption mechanism could widen the bid-ask spreads for the Shares or cause Shares to trade at an increased premium or discount to NAV.

Although the Sponsor monitors and manages liquidity risk pursuant to the Liquidity Policies, there remains a possibility that Redemption Orders could exceed the unstaked Avalanche available for immediate withdrawal. In such cases, the Sponsor may delay settlement of a Redemption Order (i.e., long settle the Redemption Order) or temporarily suspend the right of redemption entirely. Monitoring and risk management procedures, while designed to mitigate such risks, cannot eliminate them entirely, particularly in the event of extreme or unforeseen market conditions, sudden spikes in Redemption Orders, or operational disruptions. There is no assurance that the Sponsor’s

Liquidity Policies will prove successful and that there may be times when the Trust may delay settlement of a Redemption Order or temporarily suspend the right of redemption entirely. While pursuant to the terms of the Authorized Participant Agreements the Trust may have the ability to defer settlement for a certain time if there are insufficient unstaked assets to meet Redemption Orders (long settlement), there can be no assurance that this will be sufficient to meet all Redemption Orders or that the Trust’s contractual long settlement right will be adequate to meet the Trust’s settlement obligation to Authorized Participants. If not, the Trust could be in default to such Authorized Participants. As a result, investors may still face delays or restrictions on redemptions if the volume of requests surpasses the Trust’s available unstaked Avalanche, or the Trust could face penalties, costs, damages, or other losses in connection with its settlement obligations to Authorized Participants, which could adversely affect the value or liquidity of, or cause losses in connection with an investment in the Shares. If Authorized Participants are unable to reliably redeem Baskets within the expected timeframe, they may decline to provide such services to the Trust, which would cause additional increases in bid-ask spreads and larger premiums and discounts. Furthermore, the Sponsor and the Trust’s service providers could face reputational and regulatory scrutiny which could ultimately have a negative impact on the Trust. Investors seeking an investment that is not subject to heightened liquidity risk should not purchase Shares.

In addition, pursuant to the Liquidity Policies, the Sponsor will seek to employ a laddered staking approach with regard to the defined staking period it selects when managing the Trust’s staked Avalanche. Under this approach, the Sponsor expects to stagger staking positions across multiple staking periods with differing maturity dates, rather than staking all the Trust’s Avalanche for a single, uniform duration. By maintaining multiple staking positions with rolling expiration dates, the Sponsor seeks to ensure that a portion of the Trust’s Avalanche holdings is periodically becoming unstaked and available to meet redemption requests, as needed.

In the event that on a given day the amount of Avalanche comprising the Liquidity Reserve is insufficient to meet Redemption Orders received by the Trust, pursuant to the Liquidity Policies, the Trust may utilize a Contingent Liquidity Arrangement. Under such an arrangement, the Trust may enter into a credit facility that allows the Trust to borrow cash or Avalanche to meet its current obligations. If the Trust draws cash or Avalanche under any such credit facility, the Trust may incur additional expenses in the form of interest on its indebtedness or other costs of borrowing. In addition, the Sponsor, on behalf of the Trust, may seek to engage in a transaction with a third-party pursuant to which the Trust will exchange staked Avalanche (that will be freely transferable upon completion of the unstake period) (“Moderately Liquid Avalanche”) for Avalanche that is unstaked and freely transferable (“Highly Liquid Avalanche”). The Highly Liquid Avalanche that the Trust receives in this transaction will be used to satisfy the applicable Redemption Orders. The amount of Avalanche sold by the Trust under such circumstances will be the minimum necessary to satisfy the applicable Redemption Orders. Such trades are expected to occur at a spread, requiring the Trust to deliver a greater quantity of Moderately Liquid Avalanche in order to receive an equivalent amount of Highly Liquid Avalanche.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's Avalanche holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of Avalanche will vary in the normal course of business operations.

No material changes have occurred during the period from April 14, 2026 (commencement of operations) through June 30, 2026.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash, investment valuation and investment company considerations. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

Cash

Cash represents cash deposits held at financial institutions and Digital Asset exchanges. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Staked Avalanche and Staking Rewards

Avalanche held by the Trust will be bonded through Attestant, Ltd., an affiliate of the Sponsor (the "Staking Agent"), to the Avalanche network ("staked") for purposes of validating a node or multiple nodes on the network. Avalanche staked to the Avalanche network receives network inflation and Maximum Extractable Value (“MEV”) rewards in the form of Avalanche ("Staking Rewards"). Staking Rewards are variable and will accrue to the benefit of the Trust, net of delegator fees. Avalanche Staking Rewards are measured at fair value on the date they are accrued. Under current Avalanche network protocols, Avalanche staked on the Avalanche Network is staked for a defined staking period (between two weeks and one year, depending on the staking period selected). While staked, Avalanche cannot be immediately withdrawn.

Under normal circumstances, the Sponsor anticipates that it will engage in staking with respect to all of the Trust’s Avalanche, except for Avalanche held in the “Liquidity Reserve,” which is the portion of the Trust’s Avalanche holdings that are unstaked and are freely transferable and available to meet redemptions. Because the Trust anticipates staking a substantial portion of its Avalanche holdings, the Trust has adopted liquidity risk policies and procedures to monitor and manage the Liquidity Reserve. These policies and procedures are reasonably designed to ensure that the Trust is able to satisfy redemptions without incurring the risk of significant dilution of the remaining Shareholders’ interest in the Trust.

Staking Rewards are earned by the Trust in Avalanche, which is a non-cash consideration, as the validator with whom the Trust has staked its Avalanche validates transactions on the Avalanche network. The Trust has concluded that the validator is the principal to the validation activities giving rise to the Staking Rewards and, therefore, the Trust recognizes only the net amount (i.e., net of the Staking Rewards retained by the validator) of Avalanche to which it is entitled for staking its Avalanche with the validator.

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for Avalanche in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that Avalanche is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives Avalanche in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (“Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Avalanche traded on each Digital Asset Market. For the period from April 14, 2026 (commencement of operations) through June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Avalanche to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for Avalanche, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $6.57.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The cost basis of the Avalanche received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Avalanche at 4:00 p.m. ET on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Please refer to Note 2 to the financial statements included in this Quarterly Report for further discussion of the Trust’s Significant Accounting Policies.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 8 Baskets (comprising 80,000 Shares) during the three-month period ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	80,008	$26.31
May 1, 2026 – May 31, 2026	—	$—
June 1, 2026 – June 30, 2026	—	$—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2026.

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

Pricing Benchmark: CME CF Avalanche–Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of Avalanche as of 4:00 p.m. ET on each calendar day on constituent crypto asset trading platforms to reflect the performance of Avalanche in U.S. dollars.

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

Sponsor Avalanche Account: The custody account in the name of the Sponsor held with the Avalanche Custodian, in which the Sponsor receives payment in Avalanche of its management fee from the Trust Avalanche Account.

Staking Agent: The entity operating validators for the Trust’s staking activities.

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

Date: August 12, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.