Form 10-Q
period 2026-09-30
Bitwise Avalanche ETF
filed 2026-11-13
CIK 2086017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

The registrant had 980,000 outstanding shares as of November 8, 2026.

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

Bitwise AVALANCHE ETF

Table of Contents

Page

PART I-FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited).	1
Statements of Assets and Liabilities on September 30, 2026 (unaudited) and December 31, 2025	1
Schedule of Investment on September 30, 2026 (unaudited)	2
Statements of Operations (unaudited) for the three months ended September 30, 2026 and for the period from April 14, 2026 (commencement of operations) through September 30, 2026	3
Statements of Changes in Net Assets (unaudited) for the three months ended September 30, 2026 and for the period from April 14, 2026 (commencement of operations) through September 30, 2026	4
Statement of Cash Flows (unaudited) for the period from April 14, 2026 (commencement of operations) through September 30, 2026	5
Notes to Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4. Controls and Procedures.	21
PART II-OTHER INFORMATION	22
Item 1. Legal Proceedings.	22
Item 1A. Risk Factors.	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3. Defaults Upon Senior Securities.	22
Item 4. Mine Safety Disclosures.	22
Item 5. Other Information.	22
Item 6. Exhibits.	23

GLOSSARY OF DEFINED TERMS	24
SIGNATURES	26

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Avalanche ETF

Statements of Assets and Liabilities

	September 30, 2026		December 31, 2025*
	(unaudited)
Assets
Investment in Avalanche, at fair value (cost $24,657,778 as of September 30, 2026)	$29,010,973	[2]	$—
Cash	—		200
Receivable for Staking Rewards	2,673		—
Receivable for Avalanche sold	321		—
Total assets	29,013,967		200

Liabilities
Sponsor Fee payable	6,400		—
Payable for Avalanche purchased	2,673		—
Staking Fee payable	321		—
Total liabilities	9,394		—

Net Assets	$29,004,573		$200

Shares issued and outstanding, no par value (unlimited amount authorized)	980,000		8	[1]
Principal Market NAV per Share	$29.60		$25.00	[1]

* As of December 31, 2025, the Trust held initial seed capital amounting to $200 in cash.

1 Prior to commencement of operations on April 14, 2026, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, redeemed the initial seed capital of 8 shares for $200.

2 Amount includes $18,269,760 staked Avalanche as of September 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Schedule of Investment

September 30, 2026* (unaudited)

	Quantity				Percentage of
	of Avalanche	Cost	Fair Value		Net Assets
Investment in Avalanche^	2,664,980.0842	$24,657,778	$29,010,973	[1]	100.02%
Total investment		$24,657,778	29,010,973		100.02
Liabilities in excess of other assets			(6,400)		(0.02)
Net Assets			$29,004,573		100.00%

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

1 Amount includes $18,269,760 staked Avalanche as of September 30, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Statements of Operations

	For the three months ended September 30, 2026*	For the period April 14, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Investment income
Staking Rewards	$171,751	$319,174
Expenses
Sponsor Fee	16,315	30,561
Staking Fee	20,610	38,301
Total expenses	36,925	68,862
Less: waivers and reimbursements	—	(13,039)
Net expenses	36,925	55,823
Net investment income	134,826	263,351

Net realized and unrealized gain (loss)
Net realized gain (loss) from investment in Avalanche sold to pay Sponsor Fee	908	825
Net realized gain (loss) on Avalanche transferred for staking activities	3,232	3,411
Net realized gain (loss) from investment in Avalanche sold for redemptions	(204,336)	(205,362)
Net change in unrealized appreciation (depreciation) from investment in Avalanche	11,649,808	4,353,195
Net realized and unrealized gain (loss)	11,449,612	4,152,069
Net increase (decrease) in net assets resulting from operations	$11,584,438	$4,415,420

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Avalanche ETF

Statements of Changes in Net Assets

	For the three months ended September 30, 2026*	For the period April 14, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$134,826	$263,351
Net realized gain (loss)	(200,196)	(201,126)
Net change in unrealized appreciation (depreciation)	11,649,808	4,353,195
Net increase (decrease) in net assets resulting from operations	11,584,438	4,415,420

Increase (decrease) in net assets from capital share transactions
Shares created	1,341,486	27,288,908
Shares redeemed	(594,971)	(2,699,955)
Net increase (decrease) in net assets resulting from capital share transactions	746,515	24,588,953
Total increase (decrease) in net assets from operations and capital share transactions	12,330,953	29,004,373
Net assets
Beginning of period	16,673,620	200	[1]
End of period	$29,004,573	$29,004,573

Shares issued and redeemed
Shares created	70,000	1,090,000
Shares redeemed	(30,000)	(110,008)
Net increase (decrease) in Shares issued and outstanding	40,000	979,992

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

Bitwise Avalanche ETF

Statement of Cash Flows

For the period April 14, 2026 (commencement of operations) through September 30, 2026*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$4,415,420
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Avalanche	(4,024,418)
Avalanche received for Staking Rewards, net	(288,082)
Proceeds from Avalanche sold	2,698,408
Transfer of Avalanche to pay for Sponsor Fee	18,331
Net realized (gain) loss from investment in Avalanche transferred to pay Sponsor Fee	(825)
Net realized (gain) loss on Avalanche transferred for staking activities	(3,411)
Net realized (gain) loss from investment in Avalanche sold for redemptions	205,362
Net change in unrealized (appreciation) depreciation from investment in Avalanche	(4,353,195)
Changes in operating assets and liabilities:
(Increase) decrease in receivable for Staking Rewards	(2,673)
Increase (decrease) in Sponsor Fee payable	6,400
Increase (decrease) in Staking Fee payable	321
Net cash provided by (used in) operating activities	(1,328,362)

Cash flow from financing activities
Shares created	4,028,117
Shares redeemed	(2,699,955)
Net cash provided by (used in) financing activities	1,328,162

Net increase (decrease) in cash	(200)
Cash, beginning of period [1]	200
Cash, end of period	$—

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

September 30, 2026 (Unaudited)

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

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee.

Delaware Trust Company (the “Trustee”) acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

The statement of assets and liabilities and schedule of investment as of September 30, 2026, the statement of cash flows for the period from April 14, 2026 (commencement of operations) through September 30, 2026 and the statements of operations and changes in net assets for the three-month period ended September 30, 2026 and for the period from April 14, 2026 (commencement of operations) through September 30, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month period ended September 30, 2026, the period from April 14, 2026 (commencement of operations) through September 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

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

The Sponsor employs a laddered staking approach with regard to the defined staking period it selects when managing the Trust’s staked Avalanche. Under this approach, the Sponsor staggers staking positions across multiple staking periods with differing maturity dates, rather than staking all the Trust’s Avalanche for a single, uniform duration. By maintaining multiple staking positions with rolling expiration dates, the Sponsor ensures that a portion of the Trust’s Avalanche holdings is periodically becoming unstaked and available to meet redemption requests, as needed. The Sponsor makes all of its Avalanche available for staking, while continuing to manage liquidity risk. When determining staking durations, the Sponsor considers the same information as when determining the Liquidity Reserve, and any other information it deems relevant in its sole discretion to protect and preserve the Trust’s Avalanche and meet anticipated liquidity needs. As of September 30, 2026, the Sponsor is staking the Trust's Avalanche, on average, in two-week durations.

Staking Rewards are earned by the Trust in Avalanche, which is a non-cash consideration, as the validator with whom the Trust has staked its Avalanche validates transactions on the Avalanche network. The Trust has concluded that the Staking Agent as the validator is the principal to the validation activities giving rise to the Staking Rewards and, therefore, the Trust recognizes only the net amount (i.e., net of the Staking Rewards retained by the validator) of Avalanche to which it is entitled for staking its Avalanche with the validator.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Avalanche traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Avalanche to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for Avalanche, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $10.89. This quoted price is an unadjusted price in an active market for identical Avalanche.

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2026*:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Avalanche, at fair value	$29,010,973	$—	$—	$29,010,973

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

Calculation of Net Asset Value (NAV) and NAV Per-Share

On each business day, as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the Avalanche and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3. Fair Value of Avalanche

As of September 30, 2026*, the Trust held a net closing balance of 2,664,980.0842 Avalanche with a total market value of $29,106,646 based on the CME CF Avalanche - Dollar Reference Rate - New York Variant (“AVAXUSD_NY”) price of $10.92 used to determine the Trust's NAV. The total market value of the Trust's Avalanche held was $29,010,973 based on the price of Avalanche (Lukka Prime Rate) in the principal market (Coinbase) of $10.89, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of Avalanche and the respective fair value for the period from April 14, 2026 (commencement of operations) through September 30, 2026*:

	Quantity of Avalanche	Fair Value
Beginning balance as of April 14, 2026 (commencement of operations)	0.0000	$0
Purchases	485,122.1275	4,027,091
In-Kind Creations	2,441,999.5216	23,260,791
Avalanche received from Staking Rewards[1]	36,551.8740	288,082
Transfer of Avalanche to pay for Sponsor Fee	(2,596.9640)	(18,331)
Sales for the redemption of Shares	(296,096.4749)	(2,698,729)
Net realized gain (loss) from investment in Avalanche transferred to pay Sponsor Fee	—	825
Net realized gain (loss) from Avalanche transferred for staking activities	—	3,411
Net realized gain (loss) from investment in Avalanche sold for redemptions	—	(205,362)
Net change in unrealized appreciation (depreciation) from investment in Avalanche	—	4,353,195
Ending balance as of September 30, 2026	2,664,980.0842	$29,010,973

* No comparative period information yet available as the Trust commenced operations on April 14, 2026.

1 Fair value of Avalanche received from Staking Rewards is calculated using the 4:00 p.m. ET fair value of Avalanche on the day the Staking Rewards are initially accrued.

Additions during the period primarily represent Avalanche purchased due to creations into the Trust and In-Kind Creations. Additions also included Avalanche received as reward for staking activities. Dispositions during the period represent Avalanche sold as a result of shareholder redemptions from the Trust. In addition, Avalanche was transferred to pay the Sponsor Fee of the Trust. For the period from April 14, 2026 (commencement of operations) through September 30, 2026, the Trust recognized net realized losses of $201,126, which represents the net of cumulative realized gains of $5,587 and cumulative realized losses of $206,713.

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

The additional Avalanche generated by the Trust’s staking program is subject to fees shared among the Staking Agents and the Sponsor. The amounts owed or paid to the Staking Agents and the Sponsor are collectively referred to as the “Staking Expenses”. The Staking Expenses are equal to 12% of the amount of the additional Avalanche generated by the staking of the Trust’s Avalanche. The Staking Expenses reduced the amount of Avalanche generated from the staking of the Trust’s Avalanche that has ultimately been retained by the Trust. The Trust’s NAV reflects the amount of Avalanche the Trust is entitled to under its staking program after deduction of all Staking Expenses. For the period from April 15, 2026, the day the Trust began accruing expenses, through September 30, 2026, the Trust incurred Staking Expenses of $19,150 to Bitwise Onchain Solutions and $19,150 to the Sponsor. For the one-month period commencing on April 15, 2026, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $500 million of Trust assets.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Avalanche network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Avalanche blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, Avalanche Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

See Note 1 for further discussion on related party capital transactions. As of September 30, 2026, the Sponsor owned no Shares of the Trust.

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

Payable for Avalanche purchased represents the quantity of Avalanche purchased for the creation of Shares where the Avalanche has not yet settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for Avalanche purchased	$2,673	$—

Receivable for Avalanche sold represents the quantity of Avalanche sold for the redemption of Shares where the Avalanche has not yet been settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for Avalanche sold	$321	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

	For the three months ended September 30, 2026*	For the period April 14, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)
Principal Market NAV per-share, beginning of period	$17.74	$25.00
Net investment income (loss) [1]	0.14	0.29
Net realized and change in unrealized appreciation (depreciation) on investment in Avalanche	11.72	4.31
Net change in net assets from operations	11.86	4.60
Principal Market NAV per-share, end of period	$29.60	$29.60

Total return, at net asset value [2]	66.85%	18.40%

Ratios to average net assets
Gross expenses	0.77%[3,5]	0.77%[3,4,5]
Net expenses	0.77%[3,5]	0.62%[3,4,5]
Net investment income (loss)	2.81%[3]	2.93%[3,4]

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

3.
Annualized.

4.
For the one-month period starting on April 15, 2026, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through May 14, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $500 million of Trust assets through May 14, 2026.

5.
Gross and net expense ratios include staking fees of 0.43% for the period ended September 30, 2026. The gross and net expense ratios would have been 0.34% and 0.19%, respectively, without the staking fees. For the three months ended September 30, 2026, the gross and net expense ratios included staking fees of 0.43%. The gross and net expense ratios would have been 0.34% without the staking fees.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Select members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust Agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

9. Indemnifications

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

10. Subsequent Events

The Trust has evaluated subsequent events through November 13, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust’s actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

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

Trust Overview

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on April 10, 2026 and the Shares of the Trust were listed on the Exchange on April 15, 2026.

Prior to the commencement of operations on April 14, 2026, on October 22, 2025, BAM purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). On April 14, 2026, BAM redeemed the entirety of its 8 Seed Shares for $200 and] Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets.

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

Results of Operations

For the three months ended September 30, 2026 and the period from April 14, 2026 (commencement of operations) through September 30, 2026*

	For the three months ended September 30, 2026*	For the period April 14, 2026 (commencement of operations) through September 30, 2026*
	(unaudited)	(unaudited)
Net investment income	$134,826	$263,351
Net realized and unrealized gain (loss)	$11,449,612	$4,152,069
Net increase (decrease) in net assets resulting from operations	$11,584,438	$4,415,420
Net Assets[1]	$29,004,573	$29,004,573

1 Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Avalanche that the Trust considered its principal market, as of 4:00 p.m. ET on the valuation date.

Three months ended September 30, 2026*

During the three months ended September 30, 2026, the Trust's net assets increased from $16,673,620 on June 30, 2026 to $29,004,573 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions of 189,878.5283 Avalanche with a value of $1,341,486 in connection with Share creations, and 20,180.1592 Avalanche received from Staking Rewards, with a value of $151,141 during the period. Additions were partially offset by dispositions from the Trust of (81,462.7474) Avalanche with a value of $(594,971) in connection with Share redemptions and (2,183.7781) Avalanche with a value of $(14,686) to pay the Sponsor Fee during the period.

Net investment income for the three months ended September 30, 2026 was $134,826, which included income from Staking Rewards of $171,751 and net expenses of $36,925. Total expenses for the three months ended September 30, 2026 were $36,925, which included $16,315 in Sponsor Fee and $20,610 in Staking Fees.

Net realized and change in unrealized gain on investment in Avalanche for the three months ended September 30, 2026 was $11,449,612, which included a realized gain of $908 on the transfer of Avalanche to pay the Sponsor Fee, a realized loss of $(204,336) on the sale of Avalanche to meet redemptions, a realized gain of $3,232 on the transfer of Avalanche for staking activities, and a change in unrealized appreciation on investment in Avalanche of $11,649,808. Net realized and change in unrealized gain on investment in Avalanche for the period resulted primarily from Avalanche price appreciation from $6.57 on June 30, 2026 to $10.92 on September 30, 2026. Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $11,584,438, which consisted of the net realized and unrealized gain on investment in Avalanche and net investment income of $134,826.

The period from April 14, 2026 (commencement of operations) through September 30, 2026*

During the period from April 14, 2026 (commencement of operations) through September 30, 2026, the Trust's net assets increased from $200 on April 14, 2026 (commencement of operations) to $29,004,573 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions of 2,927,121.6491 Avalanche with a value of $27,287,882 in connection with Share creations, and 36,551.8740 Avalanche received from Staking Rewards, with a value of $288,082 during the period. Additions were partially offset by dispositions from the Trust of (296,096.4749) Avalanche with a value of $(2,698,729) in connection with Share redemptions and (2,596.9640) Avalanche with a value of $(18,331) to pay the Sponsor Fee during the period.

Net investment income for the period April 14, 2026 (commencement of operations) through September 30, 2026 was $263,351, which included income from Staking Rewards of $319,174 and net expenses of $55,823. Total expenses for the period ended September 30, 2026 were $68,862, which included $30,561 in Sponsor Fee and $38,301 in Staking Fees. For the one-month period starting on April 15, 2026, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through May 14, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $500 million of Trust assets through May 14, 2026. For the period from April 15, 2026 through May 14, 2026, the Trust waived $5,830 in Sponsor Fee and was reimbursed $7,209 in Staking Fees.

Net realized and change in unrealized gain on investment in Avalanche for the period April 14, 2026 (commencement of operations) through September 30, 2026 was $4,152,069, which included a realized gain of $825 on the transfer of Avalanche to pay the Sponsor Fee, a realized loss of $(205,362) on the sale of Avalanche to meet redemptions, a realized gain of $3,411 on the transfer of Avalanche for staking activities, and a change in unrealized appreciation on investment in Avalanche of $4,353,195. Net realized and change in unrealized gain on investment in Avalanche for the period resulted primarily from Avalanche price appreciation from $9.32 on April 14, 2026 (commencement of operations) to $10.92 on September 30, 2026. Net increase in net assets resulting from operations for the period April 14, 2026 (commencement of operations) through September 30, 2026 was $4,415,420, which consisted of the net realized and unrealized gain on investment in Avalanche and net investment income of $263,351.

* No comparative period presented as the Trust commenced operations April 14, 2026.

Net Assets

As of September 30, 2026*, the Trust held a net closing balance of 2,664,980.0842 Avalanche with a total market value of $29,106,646 based on the AVAXUSD_NY price of $10.92 used to determine the Trust's NAV. The total market value of the Trust's Avalanche held was $29,010,973 based on the price of Avalanche (Lukka Prime Rate) in the principal market (Coinbase) of $10.89, used to determine the Trust's Principal Market NAV.

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.34% per annum of the Trust’s Avalanche holdings. For the one-month period commencing on April 15, 2026, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets. As a result, other than the Staking Expenses, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Avalanche Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

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

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Rewards is allocated among the Staking Agent and the Sponsor (the Sponsor’s “Staking Fee”), with the remainder retained by the Trust. Staking Rewards retained by the Trust increase the Trust’s Avalanche holdings, while distributions or sales of Avalanche reduce the Trust’s Avalanche holdings. The Trust may distribute Staking Rewards (in Avalanche or cash from the sale of Avalanche) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

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

Accordingly, the Trust intends to maintain a Liquidity Reserve composed of an amount of unstaked Avalanche that is freely transferable that will be used to satisfy Redemption Orders. However, there may be circumstances in which the amount of Avalanche comprising the Liquidity Reserve is insufficient, impairing the Trust’s ability to satisfy Redemption Order(s) that it receives on a given day. This means that the Trust may not be able to make redemption distributions on the business day following a properly submitted and accepted Redemption Order, without taking additional action. This risk is especially heightened during periods of increased market volatility. A circumstance where the Trust was unable to satisfy Redemption Orders could have significant negative consequences for the Trust. Disruptions to the Trust’s creation and redemption mechanism could widen the bid-ask spreads for the Shares or cause Shares to trade at an increased premium or discount to NAV.

Although the Sponsor monitors and manages liquidity risk pursuant to the Liquidity Policies, there remains a possibility that Redemption Orders could exceed the unstaked Avalanche available for immediate withdrawal. In such cases, the Sponsor may delay settlement of a Redemption Order (i.e., long settle the Redemption Order) or temporarily suspend the right of redemption entirely. Monitoring and risk management procedures, while designed to mitigate such risks, cannot eliminate them entirely, particularly in the event of extreme or unforeseen market conditions, sudden spikes in Redemption Orders, or operational disruptions. There is no assurance that the Sponsor’s Liquidity Policies will prove successful, and there may be times when the Trust may delay settlement of a Redemption Order or temporarily suspend the right of redemption entirely. While pursuant to the terms of the Authorized Participant Agreements the Trust may have the ability to defer settlement for a certain time if there are insufficient unstaked assets to meet Redemption Orders (long settlement), there can be no assurance that this will be sufficient to meet all Redemption Orders or that the Trust’s contractual long settlement right will be adequate to meet the Trust’s settlement obligation to Authorized Participants. If not, the Trust could be in default to such Authorized Participants. As a result, investors may still face delays or restrictions on redemptions if the volume of requests surpasses the Trust’s available unstaked Avalanche, or the Trust could face penalties, costs, damages, or other losses in connection with its settlement obligations to Authorized Participants, which could adversely affect the value or liquidity of, or cause losses in connection with an investment in the Shares. If Authorized Participants are unable to reliably redeem Baskets within the expected timeframe, they may decline to provide such services to the Trust, which would cause additional increases in bid-ask spreads and larger premiums and discounts. Furthermore, the Sponsor and the Trust’s service providers could face reputational and regulatory scrutiny which could ultimately have a negative impact on the Trust. Investors seeking an investment that is not subject to heightened liquidity risk should not purchase Shares.

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

In the event that on a given day the amount of Avalanche comprising the Liquidity Reserve is insufficient to meet Redemption Orders received by the Trust, pursuant to the Liquidity Policies, the Trust may utilize a Contingent Liquidity Arrangement. Under such an arrangement, the Trust may enter into a credit facility that allows the Trust to borrow cash or Avalanche to meet its current obligations. If the Trust draws cash or Avalanche under any such credit facility, the Trust may incur additional expenses in the form of interest on its indebtedness or other costs of borrowing. In addition, the Sponsor, on behalf of the Trust, may seek to engage in a transaction with a third party pursuant to which the Trust will exchange staked Avalanche (that will be freely transferable upon completion of the unstake period) (“Moderately Liquid Avalanche”) for Avalanche that is unstaked and freely transferable (“Highly Liquid Avalanche”). The Highly Liquid Avalanche that the Trust receives in this transaction will be used to satisfy the applicable Redemption Orders. The amount of Avalanche sold by the Trust under such circumstances will be the minimum necessary to satisfy the applicable Redemption Orders. Such trades are expected to occur at a spread, requiring the Trust to deliver a greater quantity of Moderately Liquid Avalanche in order to receive an equivalent amount of Highly Liquid Avalanche.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's Avalanche holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of Avalanche will vary in the normal course of business operations.

No material changes have occurred during the period from April 14, 2026 (commencement of operations) through September 30, 2026.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Avalanche traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Avalanche to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for Avalanche, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $10.89. This quoted price is an unadjusted price in an active market for identical Avalanche.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 3 Baskets (comprising 30,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	—	$—
August 1, 2026 – August 31, 2026	—	$—
September 1, 2026 – September 30, 2026	30,000	$19.83

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed or furnished as part of this Quarterly Report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K):

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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.1*

Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.2*

Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the financial statements and related notes.

1933 Act: The Securities Act of 1933, as amended.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940, as amended.

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

Pricing Benchmark: CME CF Avalanche–Dollar Reference Rate - New York Variant, a standardized reference rate published by CF Benchmarks Ltd. that calculates the U.S. dollar price of Avalanche as of 4:00 p.m. ET on each calendar day on constituent crypto asset trading platforms to reflect the performance of Avalanche in U.S. dollars.

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

Date: November 13, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.